Form 10-K
period 2000-12-31
CWMBS CHL MORTGAGE PASS THROUGH TRUST 2000-3
filed 2001-03-28
CIK 1115851

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   _________

                                   FORM 10-K

(Mark One)

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended:   December 31, 2000
                                      -----------------

                                      OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    -------------

                     Commission file number: 333-72655-13
                                             ------------

                                  CWMBS, Inc.
               Mortgage Pass-Through Certificates, Series 2000-3
               --------------------------------------------------
            (Exact name of Registrant as specified in its charter)


              Delaware                             95-4449516
-----------------------------------       ------------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
incorporation or organization)

c/o      The Bank of New York
         101 Barclay Street
         New York, New York                             10286
---------------------------------------    -----------------------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:   (212) 815-2007
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: Not applicable
                                           --------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2000: Not applicable
                                           --------------

DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                     *       *        *


         This Annual Report on Form 10-K (the "Report") is filed with respect to the trust fund entitled CHL Mortgage Pass-Through Trust 2000-3 (the "Trust Fund") formed pursuant to the pooling and servicing agreement dated as of May 1, 2000 (the "Pooling and Servicing Agreement") among CWMBS, Inc., as depositor (the "Company"), Countrywide Home Loans, Inc., as seller and master servicer (the "Master Servicer"), and The Bank of New York, as trustee (the "Trustee"), for the issuance of CWMBS, Inc., Mortgage Pass-Through Certificates, Series 2000-3 (the "Certificates"). Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the relief granted to the Company in CWMBS, Inc. (February 3, 1994) (the "Relief Letter").

                                    PART I


ITEM 1.    BUSINESS

           Not applicable.  See the Relief Letter.

ITEM 2.    PROPERTIES

           Not applicable.  See the Relief Letter.

ITEM 3.    LEGAL PROCEEDINGS

           There were no material pending legal proceedings relating to the Trust Fund to which any of the Trust Fund, the Trustee, the Master Servicer or the Company was a party or of which any of their respective properties was the subject during the fiscal year covered by this Report, nor is the Company aware of any such proceedings contemplated by governmental authorities.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matter was submitted to a vote of Certificateholders, and no Certificateholder consent was solicited during the fiscal year covered by this Report.

                                    PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           (a) There is no established public trading market for the Certificates.

           (b) As of December 31, 2000 there were less than 300 holders of record of the Certificates.

           (c) Not applicable. (Information as to distributions to Certificateholders is provided in the Registrant's monthly filings on Form 8-K.)

ITEM 6.    SELECTED FINANCIAL DATA

           Not applicable.  See the Relief Letter.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Not applicable.  See the Relief Letter.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Not applicable.  See the Relief Letter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                   PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Not applicable.  See the Relief Letter.

ITEM 11.   EXECUTIVE COMPENSATION

           Not applicable.  See the Relief Letter.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           (a)     Not applicable.  See the Relief Letter.

           (b)     Not applicable.  See the Relief Letter.

           (c)     Not applicable.  See the Relief Letter.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           (a)     Not applicable.  See the Relief Letter.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                            (a) (1) Pursuant to the Pooling and Servicing
                      Agreement, the Master Servicer is required (i) to deliver an annual statement as to compliance with the provisions of the Pooling and Servicing Agreement and certain other matters (the "Annual Statement of the Master Servicer") and (ii) to cause a firm of independent public accountants to deliver an annual report as to compliance with the servicing provisions of the Pooling and Servicing Agreement (the "Annual Report of the Firm of Accountants"). The Annual Statement of the Master Servicer is attached as Exhibit 99.1 to this Report. The Annual Report of the Firm of Accountants is required to be delivered not later than 120 days after the end of the Master Servicer's fiscal year. The Registrant hereby undertakes to file the Annual Report of the Firm of Accountants as an Exhibit to a Form 10-K/A amending this Form 10-K promptly following the date on which such report becomes available.

               (2)    Not applicable.

               (3)    The required exhibits are as follows:

                                       Exhibit 3(i):  Copy of Company's
                      Certificate of Incorporation (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 33-63714)).

                                       Exhibit 3(ii):  Copy of Company's By-
                      laws (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 33-53614)).

                                       Exhibit 4:  Pooling and Servicing
                      Agreement (Filed as part of the Registrant's Current Report on Form 8-K filed on August 7, 2000).

                                       Exhibit 99.1:  Annual Statement of the
                      Master Servicer.

               (b) Current Reports on Form 8-K filed during the last quarter ending December 31, 2000:


               Date of Current Report                    Item Reported
               ----------------------                    -------------

               October 25, 2000              Monthly report sent to
                                             certificateholders with the
                                             October 2000 distribution

               November 27, 2000             Monthly report sent to
                                             certificateholders with the
                                             November 2000 distribution

               December 26, 2000             Monthly report sent to
                                             certificateholders with the
                                             December 2000 distribution


               (c)    See subparagraph (a)(3) above.

               (d)    Not applicable.  See the Relief Letter.

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         No such annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders. See the Relief Letter.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CWMBS, INC.,
                                    MORTGAGE PASS-THROUGH CERTIFICATES,
                                    SERIES 2000-3

                                    By:   The Bank of New York,
                                          as Trustee*


                                    By:   /s/ Courtney Bartholomew
                                         -----------------------------
                                         Name:  Courtney Bartholomew
                                         Title:  Vice President

                                    Date: March 26, 2001








----------------

* This Report is being filed by the Trustee on behalf of the Trust Fund. The Trust Fund does not have any officers or directors.

                                 EXHIBIT INDEX


                                                                   Sequential
Exhibit Document                                                  Page Number
----------------                                                 ------------


3(i)        Company's Certificate of Incorporation (Filed as an
            Exhibit to Registration Statement on Form S-3
            (File No. 33-63714))  *

3(ii) Company's By-laws (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 33-63714)) *

4 Pooling and Servicing Agreement (Filed as part of the Company's Current Report on Form 8-K filed on
            August 7, 2000)  *

99.1        Annual Statement of the Master Servicer.......................12












---------

*        Incorporated herein by reference.

                                 Exhibit 99.1
                                 ------------

COUNTRYWIDE HOME LOANS, INC.


                             OFFICERS' CERTIFICATE
                    ANNUAL STATEMENT OF THE MASTER SERVICER


                                  CWMBS, INC.
                    CHL MORTGAGE PASS THROUGH TRUST 2000-3
               MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2000-3


         The undersigned do hereby certify that they are each an officer of Countrywide Home Loans, Inc. (the "Master Servicer") and do hereby further certify pursuant to Section 3.16 of the Pooling and Servicing Agreement for the above-captioned Series (the "Agreement") that:

         (i) A review of the activities of the Master Servicer during the preceding calendar year and of the performance of the Master Servicer under the Agreement has been made under our supervision; and

         (ii) To the best of our knowledge, based on such review, the Master Servicer has fulfilled all its obligations under the Agreement throughout such year.




/s/ Thomas H. Boone                                  Dated: 3/26/01

THOMAS H. BOONE
MANAGING DIRECTOR,
  PORTFOLIO MANAGEMENT


/s/ David A. Spector                                 Dated: 3/26/01

DAVID A. SPECTOR
SENIOR VICE PRESIDENT